Form 10QSB
period 1998-03-31
FINANCIAL GROUP CONNECTION INC
filed 1998-06-25
CIK 1057114

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                                      Commission File No.
   March 31, 1998                                              0-23879

                      THE FINANCIAL GROUP CONNECTION, INC.
                     ______________________________________
             (Exact name of registrant as specified in its charter)

      Nevada                                                     88-0228665
      ______                                                     __________
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                              Identification No.)


                            2533 North Carson Street
                           Carson City, Nevada 89706
                          ____________________________
                    (Address of Principal Executive Offices)

Registrant's telephone number including area code:              (702) 883-8484
                                                                _______________
Former name, former address, and former fiscal year end, if changed since last report.

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days:

Yes     X       No
     _______        _______

     Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date:

     Common Stock, Par Value $0.001 Per Share, 1,000,000 Shares Outstanding at March 31, 1998.
                      THE FINANCIAL GROUP CONNECTION, INC.
                               TABLE OF CONTENTS

PART I    FINANCIAL STATEMENTS

     ITEM 1.   FINANCIAL STATEMENTS (Unaudited)

               Balance Sheets. . . . . . . . . . . . . . . . . . . . . . .3

               Statement of Operations . . . . . . . . . . . . . . . . . .4

               Statement of Cash Flows . . . . . . . . . . . . . . . . . .5

               Note to Financial Statements. . . . . . . . . . . . . . . .6

ITEM 2         MANAGEMENT DISCUSSION AND FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

PART II        OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .7


               SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .8

                      The Financial Group Connection, Inc.
                         (A Development Stage Company)
                                 Balance Sheet
                      March 31, 1998 and December 31, 1997

                                                      (Unaudited)
                                                           March       December
                                                        31, 1998       31, 1997
                                                     ------------   ------------
                                        ASSETS
                                       -------

Current Assets                                       $       -0-    $       -0-
--------------                                       ------------   ------------
      Total Current Assets                           $       -0-    $       -0-
                                                     ============   ============

                          LIABILITIES & STOCKHOLDERS' EQUITY
                         -----------------------------------

Current Liabilities
-------------------

  Accounts Payable                                   $    22,014    $       100
  ----------------                                   ------------   ------------

Stockholders' Equity
--------------------
  Common Stock Authorized 25,000,000 Shares,
   $0.001 Par Value; 1,000,000 Shares Issued &
   Outstanding                                             1,000          1,000
  Paid In Capital                                            960            860
  Deficit in Retained Earnings                       (    23,974)   (     1,960)
                                                     ------------   ------------
      Total Stockholders' Equity                     (    22,014)   (       100)
                                                     ------------   ------------
      TOTAL LIABILITIES &
      STOCKHOLDERS' EQUITY                           $       -0-    $       -0-
                                                     ============   ============


                                See Accompanying Note

                         The Financial Group Connection, Inc.
                            (A Development Stage Company)
                         Statements of Operations (Unaudited)
               For the Three Months Period Ended March 31, 1998 & 1997


                                                     For the Three Months Ended
                                                           March          March
                                                        31, 1998       31, 1997
                                                     ------------   ------------
Revenues                                             $       -0-    $       -0-
--------                                             ------------   ------------

Expenses
--------
  Administrative Cost                                        -0-            100
  Professional Fees                                       22,014            -0-
                                                     ------------   ------------
     Total Expenses                                       22,014            -0-
                                                     ------------   ------------
     Net Loss                                        ($   22,014)   ($      100)
                                                     ============   ============
     Net Loss Per Share of
     Common Stock                                    ($      .02)   ($      .00)

     Weighted Average Number
     Of Shares Outstanding
     During Period                                     1,000,000      1,000,000

                                See Accompanying Note

                         The Financial Group Connection, Inc.
                            (A Development Stage Company)
                         Statement of Cash Flows (Unaudited)
                                March 31, 1998 & 1997

                                                            1998           1997
                                                     ------------   ------------


Cash Flows from Operating Expenses
----------------------------------
  Net (Loss)                                         ($   22,014)   ($      100)
  Changes in Operating Assets & Liabilities
   Increase in Accounts Payable                           22,014            -0-
                                                     ------------   ------------
     Net Cash (Used) by Operating Expenses                   -0-    (       100)

Cash Flows from Investing Activities                         -0-            -0-
------------------------------------                 ------------   ------------

Cash Flows from Financing Activities
------------------------------------

  Contributed Capital                                        -0-            100
                                                     ------------   ------------
     Net Cash Provided (Used) by
     Financing Activities                                    -0-            100
                                                     ------------   ------------
     Increase (Decrease) in Cash                             -0-            -0-

     Cash at Beginning of Period                             -0-            -0-
                                                     ------------   ------------
     Cash at End of Period                           $       -0-    $       -0-
                                                     ============   ============

                                See Accompanying Note

                      The Financial Group Connection, Inc.
                         (A Development Stage Company)
                    Note to Financial Statements (Unaudited)
ITEM I

NOTE #1 - Basis of Presentation
-------------------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-SB for the year ended December 31, 1997.

ITEM II

Management's Discussion and Analysis of Financial Condition and Results of Operation
--------------------------------------------------------------------------
The Company has not commenced business activities and has no assets or operations. The Company is dependent upon its officers to meet any de minimis costs which may occur.

                                    PART II

                               OTHER INFORMATION

Item 1 Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .None

Item 2 Changes in the Rights of the Company's Security Holders . . . . . .None

Item 3 Defaults by the Company on its Senior Securities. . . . . . . . . .None

Item 4 Results of Votes of Security Holders. . . . . . . . . . . . . . . .None

Item 5 Other Information . . . . . . . . . . . . . . . . . . . . . . . . .None

Item 6 Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        The Financial Group Connection, Inc.


                                             /S/ Edward W. Babic
Date:--------------                     By:  ----------------------
     June 26, 1998                               Edward W. Babic
                                                 President