Form 10QSB
period 1998-06-30
FINANCIAL GROUP CONNECTION INC
filed 1999-04-02
CIK 1057114

SECURITIES & EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB
               Annual Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For the Quarter Ended                                  Commission File No.
   June 30, 1998                                           0-23879

                    THE FINANCIAL GROUP CONNECTION, INC.
                   -------------------------------------
           (Exact name of registrant as specified in its charter)

         Nevada                                            88-0228665
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                          Identification No.)


                          2533 North Carson Street
                         Carson City, Nevada 89706
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

Yes     X       No
     -------        -------
Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date:

Common Stock, Par Value $0.001 Per Share, 1,000,000 Shares Outstanding at June 30, 1998.

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


                      SIGNATURES . . . . . . . . . . . . . . . . . . . . .8

                      The Financial Group Connection, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                       June 30, 1998 and December 31, 1997

                                                           (Unaudited)
                                                                 June     December
                                                             30, 1998     31, 1997
                                                          ------------ ------------
                                        ASSETS
                                       -------
Current Assets                                           $        -0-  $       -0-
--------------                                            ------------ ------------
      Total Current Assets                               $        -0-  $       -0-
                                                          ============ ============

                          LIABILITIES & STOCKHOLDERS' EQUITY
                          ----------------------------------
Current Liabilities
-------------------
  Accounts Payable                                       $     22,014  $       100
                                                          ------------ ------------
Stockholders' Equity
--------------------
  Common Stock Authorized 25,000,000 Shares,
   $0.001 Par Value; 1,000,000 Shares Issued &
   Outstanding                                                  1,000        1,000
  Paid In Capital                                                 960          860
  Deficit in Retained Earnings                           (     23,974) (     1,960)
                                                          ------------ ------------
      Total Stockholders' Equity                         (     22,014) (       100)
                                                          ------------ ------------
      TOTAL LIABILITIES &
      STOCKHOLDERS' EQUITY                               $        -0-  $       -0-
                                                          ============ ============

                           See Accompanying Note

                    The Financial Group Connection, Inc.
                       (A Development Stage Company)
                    Statements of Operations (Unaudited)
           For the Three Months Period Ended June 30, 1998 & 1997
           and the Six Months Periods Ended June 30, 1998 & 1997

                                             For the Three         For the Six
                                              Months Ended          Months Ended
                                             June       June       June       June
                                         30, 1998   30, 1997   30, 1998   30, 1997
                                        ---------- ---------- ---------- ----------
Revenues                                $     -0-  $     -0-  $     -0-  $     -0-
--------                                ---------- ---------- ---------- ----------

Expenses
--------
  Professional Fees                           -0-        -0-     22,014        -0-
                                        ---------- ---------- ---------- ----------
     Total Expenses                           -0-        -0-     22,014        -0-
                                        ---------- ---------- ---------- ----------
     Net Loss                           $     -0-  $     -0-  ($ 22,014) $      -0-
                                        ========== ========== ========== ==========
     Net Loss Per Share of
     Common Stock                       ($    .00) ($    .00) ($    .02) ($    .00)

     Weighted Average Number
     Of Shares Outstanding
     During Period                      1,000,000  1,000,000  1,000,000  1,000,000




                           See Accompanying Note

                    The Financial Group Connection, Inc.
                       (A Development Stage Company)
                    Statement of Cash Flows (Unaudited)
                            June 30, 1998 & 1997


                                                                 1998         1997
                                                          ------------ ------------
Cash Flows from Operating Expenses
----------------------------------
  Net (Loss)                                             ($    22,014) ($      100)
  Changes in Operating Assets & Liabilities
   Increase in Accounts Payable                                21,914          100
                                                          ------------ ------------
      Net Cash (Used) by Operating Expenses              (        100)         -0-

Cash Flows from Investing Activities                              -0-          -0-
------------------------------------                      ------------ ------------

Cash Flows from Financing Activities
------------------------------------
  Increase in Contributed Capital                                 100          -0-
                                                          ------------ ------------
      Net Cash Provided (Used) by
      Financing Activities                                        100          -0-
                                                          ------------ ------------
      Increase (Decrease) in Cash                                 -0-          -0-

      Cash at Beginning of Period                                 -0-          -0-
                                                          ------------ ------------
      Cash at End of Period                              $        -0-  $       -0-
                                                          ============ ============


                           See Accompanying Note

                    The Financial Group Connection, Inc.
                       (A Development Stage Company)
                  Note to Financial Statements (Unaudited)
ITEM I

NOTE #1 - Basis of Presentation
-------------------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-SB for the year ended December 31, 1997.

ITEM II

Management's Discussion and Analysis of Financial Condition and Results of Operation

The Company has not commenced business activities and has no assets or operations. The Company is dependent upon its officers to meet any de minimis costs which may occur.

                                  PART II

                             OTHER INFORMATION

Item 1    Legal Proceedings. . . . . . . . . . . . . . . . . . . . .None

Item 2    Changes in the Rights of the Company's
          Security Holders . . . . . . . . . . . . . . . . . . . . .None

Item 3    Defaults by the Company on its Senior Securities . . . . .None

Item 4    Results of Votes of Security Holders . . . . . . . . . . .None

Item 5    Other Information. . . . . . . . . . . . . . . . . . . . .None

Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . . . . .None

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        The Financial Group Connection, Inc.


Date: /S/ March 17, 1999                By:  /S/ Edward W. Babic
          -------------------                -------------------
          March 17, 1999                     Edward W. Babic
                                             President