Form 10QSB
period 1999-03-31
FINANCIAL GROUP CONNECTION INC
filed 1999-08-12
CIK 1057114

SECURITIES & EXCHANGE COMMISSION
                        	Washington, D.C. 20549

                              	FORM 10-QSB
              	Annual Report Pursuant to Section 13 or 15 (d)
                	of the Securities Exchange Act of 1934

For the Quarter Ended                                    	Commission File No.
---------------------                                    	--------------------
   March 31, 1999                                               	0-23879

                    	THE FINANCIAL GROUP CONNECTION, INC.
                    	-------------------------------------
           	(Exact name of registrant as specified in its charter)

       Nevada 	                                                 88-0228665
-------------------------------                             	---------------
(State or other jurisdiction of	                              (IRS Employer
incorporation or organization)                            	Identification No.)


                           	2533 North Carson Street
                          	Carson City, Nevada 89706
                          	--------------------------
                   	(Address of Principal Executive Offices)

Registrant's telephone number including area code:	(702) 883-8484
                                                  	---------------

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

Yes     X       No
      -----	       -----
	Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date:

	Common Stock, Par Value $0.001 Per Share, 1,000,000 Shares Outstanding at March 31, 1999.

                 	THE FINANCIAL GROUP CONNECTION, INC.
                          	TABLE OF CONTENTS


PART I	FINANCIAL STATEMENTS

ITEM  1  	FINANCIAL STATEMENTS (Unaudited)

	Balance Sheets	. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

	Statement of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . 4

	Statement of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . . . .	5

	Note to Financial Statements	. . . . . . . . . . . . . . . . . . . . . . . 6

ITEM 2 	MANAGEMENT DISCUSSION AND FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS

PART II	OTHER INFORMATION	. . . . . . . . . . . . . . . . . . . . . . . . . 7


		SIGNATURES	. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

                   	The Financial Group Connection, Inc.
                       	(A Development Stage Company)
                                	Balance Sheet
              	March 31, 1999 (Unaudited) and December 31, 1998


                                               					(Unaudited)
                                                    					March      	December
                                                 					31, 1999      	31, 1998
                                               					------------ 	------------
				Assets

Current Assets                                     	$       -0- 	 $       -0-
--------------
                                               					------------ 	------------
				Total Current Assets	                           $       -0-  	$       -0-
                                               					============ 	============

			Liabilities & Stockholders' Equity

Current Liabilities
-------------------

	Accounts Payable                                  	$    24,314  	$    24,314

Stockholders' Equity
--------------------
	Common Stock Authorized 25,000,000 Shares,
		$0.001 Par Value; 1,000,000 Shares Issued &
		Outstanding                                           	1,000         	1,000
	Paid In Capital                                          	960           	960
	Deficit in Retained Earnings                     	(    26,274)  	(    26,274)
                                               				------------  	------------
				Total Stockholders' Equity                    	(    24,314)  	(    24,314)
                                              					------------  	------------
				Total Liabilities &
				Stockholders' Equity	                          $       -0-   	$       -0-
                                              					============  	============

                           	See Accompanying Notes

                     	The Financial Group Connection, Inc.
                        	(A Development Stage Company)
                     	Statements of Operations (Unaudited)
             	For the Three Months Period Ended March 31, 1999 & 1998

                                             						For the Three Months Ended
                                                        			March       	March
                                                      		30, 1999    	30, 1998
                                                 			------------	 ------------
Revenues                                           	$       -0- 	 $       -0-
--------                                           	------------ 	------------

Expenses
--------
	Filing Fees                                               	-0-          	-0-
	Professional Fees                                         	-0-       	22,014
                                               					------------	 ------------
			Total Expenses                                          	-0-       	22,014
                                               					------------	 ------------
			Net Loss	                                        $       -0-  	($   22,014)

			Net Loss Per Share of
			Common Stock	                                    ($      .00)	 ($      .02)

			Weighted Average Number
			Of Shares Outstanding
			During Period	                                     1,000,000    	1,000,000

                          	See Accompanying Note

                    	The Financial Group Connection, Inc.
                        	(A Development Stage Company)
                     	Statement of Cash Flows (Unaudited)
                           	March 31, 1999 & 1998

                                                      					1999         	1998
                                               					------------ 	------------
Cash Flows from Operating Expenses
----------------------------------

	Net (Loss)	                                        $       -0-  	($   22,014)
	Changes in Operating Assets & Liabilities
		Increase in Accounts Payable                             	-0-       	22,014
                                               					------------ 	------------
			Net Cash (Used) by Operating Expenses	                   -0-          	-0-

Cash Flows from Investing Activities
------------------------------------

			Net Cash Flows from
			Investing Activities                                   	-0-           	-0-
                                              					------------  	------------
Cash Flows from Financing Activities
------------------------------------
	Increase in Contributed Capital                          	-0-           	-0-
                                              					------------  	------------
			Net Cash Provided (Used) by
			Financing Activities                                   	-0-           	-0-
                                              					------------	  ------------
			Increase (Decrease) in Cash                            	-0-           	-0-

			Cash at Beginning of Period	                            -0-           	-0-
                                              					------------  	------------
			Cash at End of Period	                          $       -0-   	$       -0-
                                              					============  	============
Disclosures for Operating Activities
------------------------------------
	Interest                                         	$       -0-   	$       -0-
	Taxes                                                    	-0-           	-0-


                             	See Accompanying Note



                      	The Financial Group Connection, Inc.
                         	(A Development Stage Company)
                    	Note to Financial Statements (Unaudited)
ITEM I

NOTE #1 - Basis of Presentation
-------------------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-SB for the year ended December 31, 1998.

ITEM II

Management's Discussion and Analysis of Financial Condition and Results of Operation

The Company has not commenced business activities and has no assets or operations. The Company is dependent upon its officers to meet any de minimis costs which may occur.

	PART II

	OTHER INFORMATION


Item 1	  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .	None

Item 2	Changes in the Rights of the Company's Security Holders. . . . . .	None

Item 3	Defaults by the Company on its Senior Securities . . . . . . . . .	None

Item 4	Results of Votes of Security Holders . . . . . . . . . . . . . . . None

Item 5	Other Information. . . . . . . . . . . . . . . . . . . . . . . . . None

Item 6	Exhibits and Reports on Form 8-K	. . . . . . . . . . . . . . . . . None




                                     	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




             				The Financial Group Connection, Inc.


     	August 11, 1999		             	    /S/ Edward W. Babic
Date:----------------		              	By:----------------------
				                                         Edward W. Babic
                                      				   President


