Form 10QSB
period 1999-06-30
FINANCIAL GROUP CONNECTION INC
filed 1999-08-12
CIK 1057114

SECURITIES & EXCHANGE COMMISSION
                         	Washington, D.C. 20549

                              	FORM 10-QSB
             	Annual Report Pursuant to Section 13 or 15 (d)
                	of the Securities Exchange Act of 1934

For the Quarter Ended                                    	Commission File No.
---------------------                                    	--------------------
   June 30, 1999                                                	0-23879

                  	THE FINANCIAL GROUP CONNECTION, INC.
                  	-------------------------------------
          	(Exact name of registrant as specified in its charter)

              Nevada	                                       88-0228665
-------------------------------                           	-------------
(State or other jurisdiction of	                           (IRS Employer
incorporation or organization)                            	Identification No.)


                       	2533 North Carson Street
                      	Carson City, Nevada 89706
                     	---------------------------
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

Yes     X       No
    	------	      	-------

	Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date:

	Common Stock, Par Value $0.001 Per Share, 1,000,000 Shares Outstanding at June 30, 1999.

                  	THE FINANCIAL GROUP CONNECTION, INC.
                           	TABLE OF CONTENTS

PART I	FINANCIAL STATEMENTS

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

	Balance Sheets.............................................................3

	Statement of Operations....................................................4

	Statement of Cash Flows....................................................5

	Note to Financial Statements...............................................6

ITEM 2 	MANAGEMENT DISCUSSION AND FINANCIAL
      		CONDITION AND RESULTS OF OPERATIONS

PART II	OTHER INFORMATION...................................................7


		SIGNATURES................................................................8


                  	The Financial Group Connection, Inc.
                      	(A Development Stage Company)
                             	Balance Sheet
           	June 30, 1999 (Unaudited) and December 31, 1998

                                                					(Unaudited)
                                                       					June    	December
                                                   					30, 1999    	31, 1998
                                                					------------	------------
				Assets

Current Assets                                      	$       -0- 	$       -0-
--------------                                      	------------	------------

				Total Current Assets                            	$       -0- 	$       -0-
                                                					============	============

			Liabilities & Stockholders' Equity

Current Liabilities
-------------------
	Accounts Payable	                                   $    24,314 	$    24,314

Stockholders' Equity
--------------------
	Common Stock Authorized 25,000,000 Shares,
		$0.001 Par Value; 1,000,000 Shares Issued &
		Outstanding                                             	1,000       	1,000
	Paid In Capital                                          	1,160         	960
	Deficit in Retained Earnings                       	(    26,474)	(    26,274)
                                                					------------	------------
				Total Stockholders' Equity                      	(    24,314)	(    24,314)
                                                					------------	------------
				Total Liabilities &
				Stockholders' Equity                            	$       -0- 	$       -0-
                                                					============	============

                              	See Accompanying Note



                    	The Financial Group Connection, Inc.
                       	(A Development Stage Company)
                    	Statements of Operations (Unaudited)
         	For the Three Months Periods Ended June 30, 1999 & 1998 For the Six Months Periods Ended June 30, 1999 & 1998


                                     					For the Three         		For the Six
                                      					Months Ended        		Months Ended
                                    				June      	June      	June      	June
                                				30, 1999  	30, 1998  	30, 1999  	30, 1998
                               				----------	----------	----------	----------
Revenues	                          $     -0- 	$     -0- 	$     -0- 	$     -0-
--------                          	----------	----------	----------	----------

Expenses
--------

	Filing Fees                            	200       	-0-       	200       	-0-
	Professional Fees                      	-0-       	-0-       	-0-    	22,014
                               				----------	----------	----------	----------
			Total Expenses	                       200       	-0-       	200    	22,014
                               				----------	----------	----------	----------
			Net Loss	                       ($    200) $     -0- 	($    200)	($ 22,014)
                               				==========	==========	==========	==========
			Net Loss Per Share of
			Common Stock	                   ($    .00)	($    .00)	($    .00)	($    .02)

			Weighted Average Number
			Of Shares Outstanding
			During Period	                  1,000,000 	1,000,000 	1,000,000 	1,000,000


                           	See Accompanying Note

                  	The Financial Group Connection, Inc.
                     	(A Development Stage Company)
                   	Statement of Cash Flows (Unaudited)
                           	March 31, 1999 & 1998

                                                        				1999        	1998
                                                 				------------	------------

Cash Flows from Operating Expenses
----------------------------------
	Net (Loss)                                         	($      200)	($   22,014)
	Changes in Operating Assets & Liabilities
		Increase in Accounts Payable                              	-0-      	21,914
                                                 				------------	------------
			Net Cash (Used) by Operating Expenses            	(       200)	(       100)

Cash Flows from Investing Activities
------------------------------------
			Net Cash Flows from
			Investing Activities                                     	-0-         	-0-
                                                 				------------	------------
Cash Flows from Financing Activities
------------------------------------
	Increase in Contributed Capital	                            200 	        100
                                                 				------------	------------
			Net Cash Provided (Used) by
			Financing Activities                                     	200         	100
                                                 				------------	------------
			Increase (Decrease) in Cash	                              -0-         	-0-

			Cash at Beginning of Period                              	-0-         	-0-
                                                 				------------	------------
			Cash at End of Period                            	$       -0- 	$       -0-
	                                                 			============	============
Disclosures for Operating Activities
------------------------------------
	Interest                                           	$       -0- 	$       -0-
 Taxes	                                                      -0-         	-0-

                               	See Accompanying Note


                      	The Financial Group Connection, Inc.
                         	(A Development Stage Company)
                   	Note to Financial Statements (Unaudited)
ITEM I

NOTE #1 - Basis of Presentation
-------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-SB for the year ended December 31, 1998.

ITEM II

Management's Discussion and Analysis of Financial Condition and Results of Operation

The Company has not commenced business activities and has no assets or operations. The Company is dependent upon its officers to meet any de minimis costs which may occur.

                                    	PART II

                              	OTHER INFORMATION

Item 1 	Legal Proceedings................................................None

Item 2 	Changes in the Rights of the Company's Security Holders..........None

Item 3 	Defaults by the Company on its Senior Securities.................None

Item 4	Results of Votes of Security Holders..............................None

Item 5	Other Information.................................................None

Item 6	Exhibits and Reports on Form 8-K..................................None




                                    	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




				The Financial Group Connection, Inc.


                 				     /S/ Edward W. Babic
Date:--------------			By: -----------------------------
    	August 12, 1999		    Edward W. Babic
                 				     President



