Form 10KSB
period 1998-12-31
FINANCIAL GROUP CONNECTION INC
filed 1999-10-18
CIK 1057114

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549

                           ---------------------
                                FORM 10-KSB
                           ---------------------


     /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    ---   THE SECURITIES EXCHANGE ACT OF 1934
          For the Fiscal Year Ended: December 31, 1998

     / /  TRANSITION REPORT PURSUANT TO SECTION 13
    ---   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period From ___  to ___

                    THE FINANCIAL GROUP CONNECTION, INC.
                   -------------------------------------
               (Name of Small Business Issuer in its charter)

     Nevada                                                    88-0228665
-------------------------------                         -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification No.)

   2533 North Carson Street
   Carson City, Nevada                                             89706
---------------------------------------                         -----------
(Address of principal executive offices)                         (Zip code)

Issuer's telephone number: (702) 883-8484

Securities to be registered pursuant to Section 12(b) of the Act:  none

Securities to be registered pursuant to Section 12(g) of the Act:

                             $.001 Common Stock
                            -------------------
                              (Title of Class)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /
                          ---    ---
Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. /X/
                ----

As of December 31, 1998, there were 1,000,000 shares of the Registrant's Common Stock, $.001 par value, outstanding.

The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant is $-0-.

State the Registrant's revenues for the December 31, 1998 fiscal year:
$-0-.
                                     1

  TABLE OF CONTENTS                                                   Page
  -----------------                                                  ------
Item 1.   Description of Business                                        3

Item 2.   Description of Property                                        7

Item 3.   Legal Proceedings                                              7

Item 4.   Submission of Matter to Vote of  Security Holders              7

Item 5.   Market for Common Registrant Equity and
          Related Stockholder Matter                                     7

Item 6.   Management's Discussion and Analysis or Plan of Operation     11

Item 7.   Financial Statements                                          11

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                           22

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange Act    22

Item 10.  Executive Compensation                                        24

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management                                                25

Item 12.  Certain Relationships and Related Transactions                26

Item 13.  Exhibits and Reports on Form 8-K                              26

          Signatures                                                    27


                                   PART I

Item 1.  Description of Business
--------------------------------

The Financial Group Connection, Inc. (the "Company") was incorporated on July 24, 1987 under the laws of the State of Nevada to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholders who originally contemplated operating the Company as a mortgage broker clearing house, the Company never commenced any operational activities. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Board of Directors of the Company has elected to commence implementation of the Company's principal business purpose described below under "Item 2 - Plan of Operation."

The Company is filing this registration statement on a voluntary basis because the primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a public company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

In addition, the Company is filing this registration statement to enhance investor protection and to provide information if a trading market commences. On December 11, 1997, the National Association of Securities Dealers, Inc. (NASD) announced that its Board of Governors had approved a series of proposed changes for the Over The Counter ("OTC") Bulletin Board and the OTC market. The principal changes, which was approved by the Securities and Exchange Commission on January 5, 1999 allows only those companies that report their current financial information to the Securities and Exchange Commission, banking, or insurance regulators to be quoted on the OTC Bulletin Board. The rule provides for a phase-in period for those securities already quoted on the OTC Bulletin Board.

The proposed business activities described herein may classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions.

The Company's business is subject to numerous risk factors, including the following:

No Operating History or Revenue and Minimal Assets. The Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combina-tion with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

Speculative Nature of Company's Proposed Operations. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company's control.

Scarcity of and Competition for Business Opportunities and Combinations. The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

No Agreement for Business Combination or Other Transaction - No Standards for Business Combination. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which the Company would not consider a business combination in any form with such business opportunity. Accordingly, the Company may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Continued Management Control, Limited Time Availability. While seeking a business combination, management anticipates devoting up to ten hours per month to the business of the Company. None of the Company's officers has entered into a written employment agreement with the Company and none is expected to do so in the foreseeable future. The Company has not obtained key man life insurance on any of its officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations. See "Item 5 - Directors, Executive Officers, Promoters and Control Persons."


Conflicts of Interest - General.   Officers and directors of the Company
may in the future participate in business ventures which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers, directors or partners, or in which they or their family members own or hold any ownership interest.

Reporting Requirements May Delay or Preclude Acquisition. Sections 13 and 5(d) of the Securities Exchange Act of 1934 (the "1934 Act"), require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

Lack of Market Research or Marketing Organization.   The  Company has
neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

Lack of Diversification. The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with a business opportunity. Consequently, the Company's activities may be limited to those engaged in by business opportunities which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

Regulation. Although the Company will be subject to regulation under the 1934 Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

Probable Change in Control and  Management.   A business combination
involving the issuance of the Company's Common Shares will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell or transfer all or a portion of the Company's Common Shares held by them, or resign as members of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of one or more present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

Reduction of Percentage Share Ownership Following Business Combination. The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of previously authorized and unissued Common Shares of the Company would result in reduction in percentage of shares owned by present and prospective shareholders of the Company and may result in a change in control or management of the Company.

Disadvantages of Blank Check Offering. The Company may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Company. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

Taxation. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax- free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non- qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

Requirement of Audited Financial Statements May Disqualify Business Opportunities. Management of the Company believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.

Mergers. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

Trading Market. There is no trading market for the Company's common stock at present, and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such market does develop, that it will continue. The Company intends to request a broker-dealer to make application to the NASD Regulation, Inc. to have the Company's securities traded on the OTC Bulletin Board or published in print and electronic media, or either, in the National Quotation Bureau LLC "Pink Sheet."

Year 2000 Compliance: A business combination will, in all likelihood, result in the Company disclosing additional Year 2000 matters. Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

Item 2. Description of Property
-------------------------------

The Company has no properties and at this time has no agreements to acquire any properties.

The Company operates from the offices of its resident agent at 2533 N. Carson Street, Carson, Nevada 89701. This space is provided to the Company on a rent free basis, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this arrangement will meet the Company's needs for the foreseeable future.

Item 3. Legal Proceedings
-------------------------

There is no litigation pending or threatened by or against the Company.

Item 4. Submission of Matter to Vote of Security Holders
--------------------------------------------------------

     None.

Item 5.   Market Price for Common Registrant Equity and Related Stockholder
Matters.
---------------------------------------------------------------------------

There is no trading market for the Company's Common Stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

(a)  Market Price.

The Company's Common Stock is not quoted at the present time.



(b)  Recent Sales of Unregistered Securities.

The Company has not issued any of its securities during the three year period preceding the date of this registration statement. All of the shares of Common Stock of the Company previously issued have been issued for investment purposes in a "private transaction" and are "restricted" shares as defined in Rule 144 under the Securities Act of 1933, as amended. These shares may not be offered for public sale except under Rule 144, or otherwise, pursuant to said Act.

As of the date of this report, all of the issued and outstanding shares of the Company's Common Stock are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule.

In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

The Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and
(ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

For the initial listing in the NASDAQ SmallCap market, a company must have net tangible assets of $4 million or market capitalization of $50 million or a net income (in the latest fiscal year or two of the last fiscal years) of $750,000, a public float of 1,000,000 shares with a market value of $5 million. The minimum bid price must be $4.00 and there must be 3 market makers. In addition, there must be 300 shareholders holding 100 shares or more, and the company must have an operating history of at least one year or a market capitalization of $50 million.

For continued listing in the NASDAQ SmallCap market, a company must have net tangible assets of $2 million or market capitalization of $35 million or a net income (in the latest fiscal year or two of the last fiscal years) of $500,000, a public float of 500,000 shares with a market value of $1 million. The minimum bid price must be $1.00 and there must be 2 market makers. In addition, there must be 300 shareholders holding 100 shares or more.

Management intends to strongly consider undertaking a transaction with any merger or acquisition candidate which will allow the Company's securities to be traded without the aforesaid limitations. However, there can be no assurances that, upon a successful merger or acquisition, the Company will qualify its securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of the Company's securities on a national exchange. In such events, trading, if any, in the Company's securities may then continue in the non-NASDAQ over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

Management intends to strongly consider undertaking a transaction with any merger or acquisition candidate which will allow the Company's securities to be traded without the aforesaid limitations. However, there can be no assurances that, upon a successful merger or acquisition, the Company will qualify its securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of the Company's securities on a national exchange. In such events, trading, if any, in the Company's securities may then continue in the non-NASDAQ over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

     (b)  Holders.

There are thirty-four (34) holders of the Company's Common Stock. In 1987, the Company issued 1,000,000, as adjusted for the stock split, of its Common Shares for cash. All of the issued and outstanding shares of the Company's Common Stock were issued in accordance with the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

As of the date of this registration statement, 907,500 shares of the Company's Common Stock are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limita-tions included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

(c)  Dividends.

The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

(d)  Description of Securities.

The Company's authorized capital stock consists of 25,000,000 shares, par value $.001 per share. There are 1,000,000 Common Shares issued and outstanding as of the date of this filing.

All shares of Common Stock have equal voting rights and, when validly issued and outstanding, are entitled to one vote per share in all matters to be voted upon by shareholders. The shares of Common Stock have no preemptive, subscription, conversion or redemption rights and may be issued only as fully-paid and non-assessable shares. Cumulative voting in the election of directors is not permitted, which means that the holders of a majority of the issued and outstanding shares of Common Stock represented at any meeting at which a quorum is present will be able to elect the entire Board of Directors if they so choose and, in such event, the holders of the remaining shares of Common Stock will not be able to elect any directors. In the event of liquidation of the Company, each shareholder is entitled to receive a proportionate share of the Company's assets available for distribution to shareholders after the payment of liabilities and after distribution in full of preferential amounts, if any. All shares of the Company's Common Stock issued and outstanding are fully-paid and nonassessable. Holders of the Common Stock are entitled to share pro rata in dividends and distributions with respect to the Common Stock, as may be declared by the Board of Directors out of funds legally available therefor.

(e)  Indemnification.

Except for acts or omissions which involve intentional misconduct, fraud or known violation of law or for the payment of dividends in violation of Nevada Revised Statutes, there shall be no personal liability of a director or officer to the Company, or its stockholders for damages for breach of fiduciary duty as a director or officer. The Company may indemnify any person for expenses incurred, including attorneys fees, in connection with their good faith acts if they reasonably believe such acts are in and not opposed to the best interests of the Company and for acts for which the person had no reason to believe his or her conduct was unlawful. The Company may indemnify the officers and directors for expenses incurred in defending a civil or criminal action, suit or proceeding as they are incurred in advance of the final disposition of the action, suit or proceeding, upon receipt of an undertaking by or on behalf of the director or officer to repay the amount of such expenses if it is ultimately determined by a court of competent jurisdiction in which the action or suit is brought determined that such person is fairly and reasonably entitled to indemnification for such expenses which the court deems proper.

Insofar as indemnification for liabilities arising under the 1933 Act may be permitted to officers, directors or persons controlling the Company pursuant to the foregoing, the Company has been informed that in the opinion of the U.S. Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation
-----------------------------------------------------------------------

The Company has not commenced business activities and has no assets or operations. The Company is dependent upon its officers to meet any de minimis costs which may occur.


Item 7. Financial Statements
----------------------------

Financial Statements will follow on page 12.


                        AUDITED FINANCIAL STATEMENTS

               For the Years Ended December 31, 1998 and 1997

TABLE OF CONTENTS                                                    Page
-----------------                                                ----------
Independent Auditors' Report                                     F-2

Financial Statements

Balance Sheet                                                    F-3

Statement of Operations                                          F-4

Statement of Cash Flow                                           F-5

Statement of Shareholders' Equity                                F-6

Notes to the Financial Statements                                F-8


                    The Financial Group Connection, Inc.
                       (A Development Stage Company)

                            Financial Statements

                         December 31, 1998 and 1997

/Letterhead/
                           Schvaneveldt & Company
                        Certified Public Accountant
                     275 East South Temple, Suite #300
                         Salt Lake City, Utah 84111
                               (801) 521-2392

Darrell Schvaneveldt, C.P.A.

                        Independent Auditor's Report
                        ----------------------------
Board of Directors
The Financial Group Connection, Inc.
(A Development Stage Company)

I have audited the accompanying balance sheets of The Financial Group
Connection, Inc., as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the period July 24, 1987, (Inception) to December 31, 1998, and the years ended
December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audit provides a reasonable basis for my opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #4 to the financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of The Financial Group
Connection, Inc., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the period July 24, 1987, (Inception) to December 31, 1998, and the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.


/S/ Schvaneveldt & Company
Salt Lake City, Utah
March 17, 1999

                                    F-2

                    The Financial Group Connection, Inc.
                       (A Development Stage Company)
                               Balance Sheets
                         December 31, 1998 and 1997



                                                        1998         1997
                                                  -----------  -----------

       Assets

Current Assets                                     $      -0-   $      -0-
--------------                                     -----------  -----------

       Total Assets                                $      -0-   $      -0-
                                                   ===========  ===========

       Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable                                 $   24,314   $      -0-
                                                   -----------  -----------
Stockholders' Equity
--------------------
  Common Stock Authorized 25,000,000 Shares,
     $0.001 Par Value:
       1,000,000 Shares Issued & Outstanding            1,000        1,000
  Paid In Capital                                         960          960
  Accumulated Deficit                              (   26,274)  (    1,960)
                                                   -----------  -----------
       Stockholders' Equity                        (   24,314)         -0-
                                                   -----------  -----------
       Total Liabilities &
       Stockholders' Equity                        $      -0-   $      -0-
                                                   ===========  ===========


The accompanying notes are an integral part of these financial statements
                                    F-3


                    The Financial Group Connection, Inc.
                          Statements of Operations
                       (A Development Stage Company)
 Accumulated for the Period July 24, 1987 (Inception) to December 31, 1998
                & the Years Ended December 31, 1998 and 1997


                                   Accumulated          1998          1997
                                   ------------  ------------  ------------

Revenues                           $       -0-   $       -0-   $       -0-
--------                           ------------  ------------  ------------

Expenses
--------
 Filing Fees                             1,850           200           150
 Office Expenses                            90           -0-            90
 Professional Fees                      24,334        24,114           220
                                   ------------  ------------  ------------
      Total Expenses                    26,274        24,314           460
                                   ------------  ------------  ------------
      Net Loss                     ($   26,274)  ($   24,314)  ($      460)
                                   ============  ============  ============
      Loss Per Share                             ($      .02)  ($      .00)

      Weighted Average
      Shares Outstanding                           1,000,000     1,000,000


The accompanying notes are an integral part of these financial statements
                                    F-4

                    The Financial Group Connection, Inc.
                       (A Development Stage Company)
                     Statement of Stockholders' Equity
       For the Period July 24, 1987 (Inception) to December 31, 1998


                                  Common Stock           Paid In    Accumulated
                                   Shares    Amount      Capital        Deficit
                            ----------------------------------------------------
Balance,
July 24, 1987                         -0-   $   -0-     $    -0-      $     -0-

Shares Issued for
Cash Retroactively
Restated                          550,000       550

Net Loss for
the Period Ended
December 31, 1987                                                     (     550)
                            ----------------------------------------------------
Balance,
December 31, 1987                 550,000       550                   (     550)

Net Loss for
the Period Ended
December 31, 1988                                                     (      85)
                            ----------------------------------------------------
Balance,
December 31, 1988                 550,000       550                   (     635)

Net Loss for
the Period Ended
December 31, 1989                                                     (      85)
                            ----------------------------------------------------
Balance,
December 31, 1989                 550,000       550                   (     720)

Net Loss for
the Period Ended
December 31, 1990                                                     (      85)
                            ----------------------------------------------------
Balance,
December 31, 1990                 550,000       550                   (     805)

Net Loss for
the Period Ended
December 31, 1991                                                     (      85)
                            ----------------------------------------------------
Balance,
December 31, 1991                 550,000       550                   (     890)

Net Loss for
the Period Ended
December 31, 1992                                                     (      85)
                            ----------------------------------------------------
Balance,
December 31, 1992                 550,000       550                   (     975)

The accompanying notes are an integral part of these financial statements
                                    F-5

                    The Financial Group Connection, Inc.
                       (A Development Stage Company)
                     Statement of Stockholders' Equity
       For the Period July 24, 1987 (Inception) to December 31, 1998

                                  Common Stock           Paid In    Accumulated
                                   Shares    Amount      Capital        Deficit
                            ----------------------------------------------------
Shares Issued for
Cash Retroactively
Restated                          450,000       450          200

Net Loss for
the Period Ended
December 31, 1993                                                    (      225)
                            ----------------------------------------------------
Balance,
December 31, 1993               1,000,000     1,000          200     (    1,200)

Net Loss for
the Period Ended
December 31, 1994                                                    (      100)
                            ----------------------------------------------------
Balance,
December 31, 1994               1,000,000     1,000          200     (    1,300)

Net Loss for
the Period Ended
December 31, 1995                                                    (      100)
                            ----------------------------------------------------
Balance,
December 31, 1995               1,000,000     1,000          200     (    1,400)

Net Loss for
the Year Ended
December 31, 1996                                                    (      100)
                            ----------------------------------------------------
Balance,
December 31, 1996               1,000,000     1,000          200     (    1,500)

Contributed Capital                                          760

Net Loss for
the Year Ended
December 31, 1997                                                    (      460)
                            ----------------------------------------------------
Balance,
December 31, 1997               1,000,000     1,000          960     (    1,960)

Net Loss for
the Year Ended
December 31, 1998                                                    (   24,314)
                            ----------------------------------------------------
Balance,
December 31, 1998               1,000,000  $  1,000      $   960     ($  26,274)
                            ====================================================

The accompanying notes are an integral part of these financial statements
                                    F-6

                    The Financial Group Connection, Inc.
                       (A Development Stage Company)
                          Statement of Cash Flows
 Accumulated for the Period July 24, 1987 (Inception) to December 31, 1998
                & the Years Ended December 31, 1998 and 1997

                                             Accumulated          1998          1997
                                             ------------  ------------  ------------
Cash Flows from Operating Activities
------------------------------------
 Net Loss                                    ($   26,274)  ($   24,314) ($       460)
 Changes in Operating Assets & Liabilities;
  Increase (Decrease) in Accounts Payable         24,314        24,314   (       300)
                                             ------------  ------------  ------------
     Net Cash Used by Operating Activities    (    1,960)          -0-   (       760)

Cash Flows from Investing Activities                 -0-           -0-           -0-
------------------------------------         ------------  ------------  ------------

Cash Flows from Financing Activities
------------------------------------

 Sale of Common Stock                              1,200           -0-           -0-
 Contributed Capital                                 760           -0-           760
                                             ------------  ------------  ------------
     Net Cash Provided by
     Financing Activities                          1,960           -0-           760
                                             ------------  ------------  ------------
     Increase (Decrease) In Cash                     -0-           -0-           -0-
                                             ------------  ------------  ------------
     Cash at Beginning of Period                     -0-           -0-           -0-
                                             ------------  ------------  ------------
     Cash at End of Period                   $       -0-   $       -0-   $       -0-
                                             ============  ============  ============

Disclosures from Operating Activities
-------------------------------------

 Interest                                    $       -0-   $       -0-   $       -0-
 Taxes                                               -0-           -0-           -0-

The accompanying notes are an integral part of these financial statements
                                    F-7


                    The Financial Group Connection, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements

NOTE #1 - Corporate History
---------------------------

The Company was organized on July 24, 1987, under the laws of the state of
Nevada, using the name The Financial Connection, Inc.   On October 22,
1997, the Company requested reinstatement but the name "The Financial Connection, Inc." was not available. A Certificate amending its Articles of Incorporation was filed changing the name to The Financial Group Connection, Inc. The voting common stock authorized was changed to 25,000,000 with a $0.001 per share par value.

The purposes for which the Corporation was organized are to manufacture purchase, or otherwise acquire, own, mortgage, pledge, sell assign and transfer or otherwise dispose of, to invent, trade, deal in and deal with, goods, wares and merchandise and real and personal property of every class and description, and all other acts authorized by law.

The Company has not engaged in any activities to produce significant revenues and remains a development stage company.

NOTE #2 - Significant Accounting Policies
-----------------------------------------
A.   The Company uses the accrual method of accounting.
B. Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.
C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
D. Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.
E.   Inventories:   Inventories are stated at the lower of cost, determined
     by the FIFO method or market.
F.   Depreciation:   The cost of property and equipment is depreciated over
     the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related assets or the estimated lives of the assets. Depreciation is computed on the straight line method for reporting purposes and for tax purposes.
G.   Estimates:   The preparation of the financial statements in conformity
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                                    F-8


                    The Financial Group Connection, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements

NOTE #3 - Taxes
---------------

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expenses. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carryforwards an evaluation allowance has been made to the extent of any tax benefits that net operating losses may generate.

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:


                           Year of Loss      Amount        Expiration Date
                          -------------------------------------------------
                                   1987     $   550                   2002
                                   1988          85                   2003
                                   1989          85                   2004
                                   1990          85                   2005
                                   1991          85                   2006
                                   1992          85                   2007
                                   1993         225                   2008
                                   1994         100                   2009
                                   1995         100                   2010
                                   1996         100                   2011
                                   1997         460                   2012
                                   1998      24,314                   2013

                                                         1998         1997
                                                    ----------   ----------
Current Tax Asset Value of Net Operating
  Loss Carryforwards at Current Prevailing
  Federal Tax Rate                                  $   3,942    $     294
Evaluation Allowance                                (   3,942)   (     294)
                                                    ----------   ----------
     Net Tax Asset                                  $     -0-    $     -0-
     Current Income Tax Expense                           -0-          -0-
     Deferred Income Tax Benefit                          -0-          -0-

NOTE #4 - Going Concern
-----------------------

The Company currently has no operating capital and no operations that provide cash flows. It is dependent upon capital contributions and loans from its Officers for funds to meet its on going expenses. The Company seeks a merger or business acquisition that will provide operating capital.




                                    F-9





Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------

The Company has not changed accountants since its formation and there are no disagreements with the findings of said accountants.

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with 16(a) of the Exchange Act.
---------------------------------------------------------------------

The directors and officers of the Company are as follows:


     Name                  Age     Position
     -----------------     ----    -----------------------------------------
     Edward W. Babic       54      Director and President

     Terry Tiffany         51      Director and Vice-President - Treasurer

     Richard D. Bean       42      Director and Secretary


The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors. There are no agreements or understandings for any office or director to resign at the request of another person, and no officer or director is acting on behalf of, or will act at the direction of, any other person. There is no family relationship between any executive officer and director of the Company.

                                     22

Resumes

Edward W. Babic
---------------

Mr. Babic has been an officer and director of the Company for the past 5 years. From 1987 to the present, he has been actively engaged in mergers and acquisitions, both as an independent consultant and in various executive management positions. In 1994, he formed an independent financial consulting business and also is a principal in a wholesale bakery in Orange County, California.

Terry Tiffany
-------------

Ms. Tiffany has been an officer and director of the Company for the past 5 years. From 1987 to the present, Mr. Tiffany has been involved in senior management positions with various local and national mortgage companies. She is a licensed real estate broker under the laws of the State of California.

Richard D. Bean
---------------

Mr. Bean has been an officer and director of the Company for the past 5 years. Mr. Bean is a licensed contractor under the laws of the State of California. From 1966 to the present, he has owned and operate his own construction and engineering firm and has been actively engaged in buying and selling real estate, for his own account, since 1993. He is presently employed by Tower Engineering in Los Angeles, California, as a construction and marketing consultant.

Previous Blank Check Companies - Current
Blank Check Companies

The officers and directors of the Company have not been officers and directors in any other blank check offerings. The officers and directors, however, do anticipate becoming involved with additional blank check companies who may file under the Securities Act of 1933, as amended, or the 1934 Act, or either. In addition, the officers and directors of the Company may become involved in additional blank check companies which may request a broker-dealer to request clearance from the NASD Regulation, Inc. for trading clearance in the applicable quotation medium.

Conflicts of Interest

Members of the Company's management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates it will devote only a minor amount of time to the Company's affairs.

                                     23

The officers and directors of the Company are now and may in the future become shareholders, officers or directors of other companies which may be engaged in business activities similar to those conducted by the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If the Company or the companies in which the officers and directors are affiliated with both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if the Company should decline to do so. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

Investment Company Act of 1940

Although the Company will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940 insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences. The Company's Board of Directors unanimously approved a resolution stating that it is the Company's desire to be exempt from the Investment Company Act of 1940 under Regulation 3a-2 thereto.

Item 10.  Executive Compensation.
---------------------------------

There has been no director and officer compensation paid by the Company for services rendered to the Company.

                                     24

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners.

There is no beneficial ownership of the Company's voting securities by any person known by the Company to be the beneficial owner of more than 5% of such securities, as well as the securities of the Company beneficially owned by all directors and officers of the Company.

The total of the Company's outstanding Common Shares are held by 34 persons. The Company is informed and believes that each of the shareholders has the sole investment power and sole voting power over each common shares held by them.

The Company intends to prosecute a present pending application submitted by a broker-dealer with the National Association of Security Dealers, Inc., its application for purposes of having its common shares quoted in the OTC Bulletin Board Service. Except for the pending application, the Company has no arrangements or understandings with any person or entity with regard to the development of a trading market in the common shares of the Company.

(b)  Security Ownership of Management.

The following table sets forth the beneficial ownership for each class of equity securities of the Company beneficially owned by all directors and officers of the Company.


                    Name and                      Amount and
                    Address of                    Nature of
                    Beneficial                    Beneficial     Percent
Title of Class      Owner                         Owner          of Class
----------------------------------------------------------------------------
Common              Edward W. Babic               32,500         3.25%
                    Unit 116
                    2565 E. Chapman Avenue
                    Fullerton, CA 92831

Common              Terry Tiffany                 27,500         2.75%
                    5402 Knoxville
                    Lakewood, CA 90713

Common              Richard D. Bean               32,500         3.25%
                    Unit C
                    3315 Broadway
                    Long Beach, CA 90804

Common              All Officers and              92,500         9.25%
                    Directors as a Group
                    (three [3] individuals)
-----------------------------------------------------------------------------


                                     25


Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.


Item 13.  Exhibits and Reports of Form 8-K
------------------------------------------

Exhibit 23 Consent of Independent Auditor is attached.
Exhibit 27 Financial Data Schedule is attached.

Reports on Form 8-K. None.


                                     26


                                 SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   THE FINANCIAL GROUP CONNECTION, INC.
                                   _____________________________________
                                   (Registrant)
                                    Date: October 18, 1999

                                      /S/ Edward W. Babic
                                   By:----------------------------------
                                      Edward W. Babic
                                      President