Form 10QSB
period 1999-09-30
FINANCIAL GROUP CONNECTION INC
filed 1999-11-22
CIK 1057114

                      SECURITIES & EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB
               Annual Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For the Quarter Ended                                  Commission File No.
---------------------                                  --------------------
  September 30, 1999                                       0-23879

                    THE FINANCIAL GROUP CONNECTION, INC.
                   -------------------------------------
           (Exact name of registrant as specified in its charter)

         Nevada                                            88-0228665
-------------------------------                       ---------------------
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

Yes     X       No
    ---------      ---------
Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date:

Common Stock, Par Value $0.001 Per Share, 1,000,000 Shares Outstanding at September 30, 1999.

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

PART II   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . 7


                    SIGNATURES . . . . . . . . . . . . . . . . . . . 8

                      The Financial Group Connection, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                    September 30, 1999 and December 31, 1998

                                                   (Unaudited)
                                                    September     December
                                                     30, 1999     31, 1998
                                                   -----------  -----------

          Assets
          ------
Current Assets                                     $      -0-   $      -0-
                                                   -----------  -----------
      Total Current Assets                         $      -0-   $      -0-
                                                   ===========  ===========

          Liabilities & Stockholders' Equity
          ----------------------------------

Current Liabilities
-------------------

  Accounts Payable                                 $   24,314   $   24,314
                                                   -----------  -----------
Stockholders' Equity
--------------------
  Common Stock Authorized 25,000,000 Shares,
   $0.001 Par Value; 1,000,000 Shares Issued &
   Outstanding                                          1,000        1,000
  Paid In Capital                                       1,160          960
  Deficit in Retained Earnings                     (   26,474)  (   26,274)
                                                   -----------  -----------
      Total Stockholders' Equity                   (   24,314)  (   24,314)
                                                   -----------  -----------
      Total Liabilities & Stockholders' Equity     $      -0-   $      -0-
                                                   ===========  ===========


                           See Accompanying Notes

                    The Financial Group Connection, Inc.
                       (A Development Stage Company)
                    Statements of Operations (Unaudited)
        For the Three Months Period Ended September 30, 1999 & 1998
        and the Nine Months Periods Ended September 30, 1999 & 1998

                                        For the Three             For the Nine
                                         Months Ended             Months Ended
                                   September   September    September   September
                                    30, 1999    30, 1998     30, 1999    30, 1998
                                  ----------- -----------  ----------- -----------
Revenues                          $      -0-  $      -0-   $      -0-  $      -0-
--------                          ----------- -----------  ----------- -----------

Expenses
---------
  Filing Fees                            -0-         -0-          200         -0-
  Professional Fees                      -0-         -0-          -0-      22,014
                                  ----------- -----------  ----------- -----------
     Total Expenses                      -0-         -0-          200      22,014
                                  ----------- -----------  ----------- -----------
     Net Loss                     $      -0-  $      -0-   ($     200) ($  22,014)
                                  =========== ===========  =========== ===========
     Net Loss Per Share of
     Common Stock                 ($     .00) ($     .00)  ($     .00) ($     .02)

     Weighted Average Number
     Of Shares Outstanding
     During Period                 1,000,000   1,000,000    1,000,000   1,000,000


                           See Accompanying Notes

                    The Financial Group Connection, Inc.
                       (A Development Stage Company)
                    Statement of Cash Flows (Unaudited)
                         September 30, 1999 & 1998

                                                                 1999        1998
                                                           ----------- -----------
Cash Flows from Operating Expenses
----------------------------------
  Net (Loss)                                               ($     200) ($  22,014)
  Changes in Operating Assets & Liabilities
   Increase in Accounts Payable                                   -0-      21,914
                                                           ----------- -----------

      Net Cash (Used) by Operating Expenses                (      200) (      100)

Cash Flows from Investing Activities                              -0-         -0-
------------------------------------                       ----------- -----------

Cash Flows from Financing Activities
------------------------------------
  Increase In Contributed Capital                                 200         100
                                                           ----------- -----------
      Net Cash Provided (Used) by
      Financing Activities                                        200         100
                                                           ----------- -----------
      Increase (Decrease) in Cash                                 -0-         -0-

      Cash at Beginning of Period                                 -0-         -0-
                                                           ----------- -----------
      Cash at End of Period                                $      -0-  $      -0-
                                                           =========== ===========

                           See Accompanying Notes

                    The Financial Group Connection, Inc.
                       (A Development Stage Company)
                  Note to Financial Statements (Unaudited)
ITEM I
------
NOTE #1 - Basis of Presentation
-------------------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

ITEM II
--------
Management's Discussion and Analysis of Financial Condition and Results of Operation

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




                                        The Financial Group Connection, Inc.


Date:November 22, 1999               By:/S/ Edward W. Babic
     -----------------                  -----------------------
                                        Edward W. Babic
                                        President