Form 10KSB
period 1999-12-31
FINANCIAL GROUP CONNECTION INC
filed 2001-04-02
CIK 1057114

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549
                           ---------------------
                                FORM 10-KSB
                                ------------

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934
     For the Fiscal Year Ended: December 31, 1999

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934

         For the Transition Period From            to
                                         ----------    ----------

                    THE FINANCIAL GROUP CONNECTION, INC.
                   --------------------------------------
               (Name of Small Business Issuer in its charter)

         Nevada                                              88-0228665
- --------------------------------                         ------------------
(State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)

    1100 William Street, #207
        Carson City, Nevada                                        89701
- ----------------------------------------                        -----------
(Address of principal executive offices)                         (Zip code)

Issuer's telephone number: (775) 841-0644

     Securities to be registered pursuant to Section 12(b) of the Act:
                                    None
                                   -----

     Securities to be registered pursuant to Section 12(g) of the Act:
                             $.001 Common Stock
                            --------------------
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
Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. /X/
                 ---

As of December 31, 1999, there were 1,000,000 shares of the Registrant's Common Stock, $.001 par value, outstanding.

The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant is $-0-.

State the Registrant's revenues for the December 31, 1999 fiscal year:
$-0-.

                             TABLE OF CONTENTS
                             ------------------

                                                                      Page
                                                                     ------

Item 1.  Description of Business . . . . . . . . . . . . . . . . . . . . 3

Item 2.  Description of Property . . . . . . . . . . . . . . . . . . . . 7

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . 7

Item 4.  Submission of Matter to Vote of Security Holders. . . . . . . . 7

Item 5.  Market for Common Registrant Equity and
          Related Stockholder Matter . . . . . . . . . . . . . . . . . . 7

Item 6.  Management's Discussion and Analysis or Plan of Operation . . .10

Item 7.  Financial Statements. . . . . . . . . . . . . . . . . . . . . .10

Item 8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . . . . . . . .22

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act. . . . . . .22

Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . . . .24

Item 11. Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . . . . . . . . . . .24

Item 12. Certain Relationships and Related Transactions. . . . . . . . .25

Item 13. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .25

       Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .26


                                   PART I

Item 1. Description of Business.
- --------------------------------
     The Financial Group Connection, Inc. (the "Company") was incorporated on July 24, 1987 under the laws of the State of Nevada to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholders who originally contemplated operating the Company as a mortgage broker clearing house, the Company never commenced any operational activities. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and con-summate a merger or acquisition with a private entity. The Board of Directors of the Company has elected to commence implementation of the Company's principal business purpose described below under "Item 2 - Plan of Operation."

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

Item 2. Description of Property.
- --------------------------------

     The Company has no properties and at this time has no agreements to acquire any properties.

     The Company operates from the offices of its resident agent at 1100 William Streett, Carson, Nevada 89701. This space is provided to the Company on a rent free basis, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this arrangement will meet the Company's needs for the foreseeable future.

Item 3. Legal Proceedings.
- --------------------------

     There is no litigation pending or threatened by or against the Company.

Item 4. Submission of Matter to Vote of Security Holders.
- ---------------------------------------------------------

     None.

Item 5. Market Price for Common Registrant Equity and Related Stockholder
        Matters.
- --------------------------------------------------------------------------

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

     For continued listing in the NASDAQ SmallCap market, a company must have net tangible assets of $2 million or market capitalization of $35 million or a net income (in the latest fiscal year or two of the last fiscal years) of $500,000, a publil years) of $500,000, a public float of 500,000 shares with a market value of $1 million. The minimum bid price must be $1.00 and there must be 2 market makers. In addition, there must be 300 shareholders holding 100 shares or more.

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

Item 6. Management's Discussion and Anaylsis of Financial Condition and Results of Operation.
- ------------------------------------------------------------------------
     The Company has not commenced business activities and has no assets or operations. The Company is dependent upon its officers to meet any de minimis costs which may occur.

Item 7. Financial Statements.
- -----------------------------

     The financial statements will commence on page 11.

                    The Financial Group Connection, Inc.
                       (A Development Stage Company)

                            Financial Statements

                             December 31, 1999
                                    and
                             December 31, 1998
/Letterhead/


                        Independent Auditors Report
                        ----------------------------

To the Board of Directors & Stockholders of The Financial Group Connection, Inc.

We have audited the accompanying balance sheet of The Financial Group Connection, Inc., (a Nevada corporation), (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the period July 24, 1987, (Inception) to December 31, 1999, and for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements
based on our audit.   The financial statements of The Financial Group
Connection, Inc., as of December 31, 1998, were audited by other auditors whose report dated March 17, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of The Financial Group Connection, Inc., as of December 31, 1999, and the results of its operations and its cash flows for the period July 24, 1987, (Inception) to December 31, 1999, and the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #4 to the financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ Nilson & Associates
Salt Lake City, Utah
March 30, 2001

                    The Financial Group Connection, Inc.
                       (A Development Stage Company)
                               Balance Sheet
                                December 31

                                                         1999         1998
                                                   -----------  -----------
      Assets

Current Assets                                     $        -   $        -
- --------------                                     -----------  -----------
      Total Assets                                 $        -   $        -
                                                   ===========  ===========

      Liabilities & Stockholders' Equity

Current Liabilities
- -------------------
  Accounts Payable                                 $   24,314   $   24,314

Stockholders' Equity
- --------------------

  Common Stock Authorized 25,000,000 Shares,
   $0.001 Par Value:
     1,000,000 Shares Issued & Outstanding              1,000        1,000
  Additional Paid In Capital                            1,160          960
  Deficit Accumulated in the Development Stage        (26,474)     (26,274)
                                                   -----------  -----------
      Stockholders' Equity                            (24,314)     (24,314)
                                                   -----------  -----------
      Total Liabilities & Stockholders' Equity     $        -   $        -
                                                   ===========  ===========


  The accompaning notes are an integral part of these financial statements

                                    F-3

                    The Financial Group Connection, Inc.
                       (A Development Stage Company)
                          Statements of Operations
                    For the Years Ended December 31,and
 Accumulated for the Period July 24, 1987 (Inception) to December 31, 1999


                                             1999        1998  Accumulated
                                       ----------- -----------  -----------
Revenues                               $        -  $        -   $        -
- --------

Expenses
- --------
  Filing Fees                                 200         200        2,050
  Office Expenses                               -           -           90
  Professional Fees                             -      24,114       24,334
                                       ----------- -----------  -----------
      Total Expenses                          200      24,314       26,474
                                       ----------- -----------  -----------
      Net Loss                         $     (200) $  (24,314)  $  (26,474)
                                       =========== ===========  ===========
      Basic & Diluted Net
      Loss Per Share                   $    (0.00) $    (0.02)

      Weighted Average
      Shares Outstanding                1,000,000   1,000,000






 The accompanying notes are an integral part of these financial statements
                                    F-4





                    The Financial Group Connection, Inc.
                       (A Development Stage Company)
                     Statement of Stockholders' Equity
       For the Period July 24, 1987 (Inception) to December 31, 1999

                                                                   Deficit
                                                               Accumulated
                                                                    in the
                                     Common Stock     Paid In  Development
                                   Shares    Amount   Capital        Stage
                               --------------------------------------------
Balance, July 24, 1987                  -   $     -   $     -   $        -

Shares Issued for Cash
Retroactively Restated            550,000       550

Net Loss for Year Ended
December 31, 1987                                                     (550)
                               --------------------------------------------
Balance, December 31, 1987        550,000       550                   (550)

Net Loss for Year Ended
December 31, 1988                                                      (85)
                               --------------------------------------------
Balance, December 31, 1988        550,000       550                   (635)

Net Loss for Year Ended
December 31, 1989                                                      (85)
                               --------------------------------------------
Balance, December 31, 1989        550,000       550                   (720)

Net Loss for Year Ended
December 31, 1990                                                      (85)
                               --------------------------------------------
Balance, December 31, 1990        550,000       550                   (805)

Net Loss for Year Ended
December 31, 1991                                                      (85)
                               --------------------------------------------
Balance, December 31, 1991        550,000       550                   (890)

Net Loss for Year Ended
December 31, 1992                                                      (85)
                               --------------------------------------------
Balance, December 31, 1992        550,000       550                   (975)




                                -Continued-
                                    F-5

                    The Financial Group Connection, Inc.
                       (A Development Stage Company)
                     Statement of Stockholders' Equity
       For the Period July 24, 1987 (Inception) to December 31, 1999

                                                                   Deficit
                                                               Accumulated
                                                                    in the
                                     Common Stock     Paid In  Development
                                   Shares    Amount   Capital        Stage
                               --------------------------------------------
Shares Issued for Cash
Retroactively Restated            450,000       450       200

Net Loss for Year Ended
December 31, 1993                                                     (225)
                               --------------------------------------------
Balance, December 31, 1993      1,000,000     1,000       200       (1,200)

Net Loss for Year Ended
December 31, 1994                                                     (100)
                               --------------------------------------------
Balance, December 31, 1994      1,000,000     1,000       200       (1,300)

Net Loss for the Year Ended
December 31, 1995                                                     (100)
                               --------------------------------------------
Balance, December 31, 1995      1,000,000     1,000       200       (1,400)

Net Loss for the Year Ended
December 31, 1996                                                     (100)
                               --------------------------------------------
Balance, December 31, 1996      1,000,000     1,000       200       (1,500)

Contributed Capital                                       760

Net Loss for the Year Ended
December 31, 1997                                                     (460)
                               --------------------------------------------
Balance, December 31, 1997      1,000,000     1,000       960       (1,960)

Net Loss for the Year Ended
December 31, 1998                                                  (24,314)
                               --------------------------------------------
Balance, December 31, 1998      1,000,000     1,000       960      (26,274)





                                -Continued-
                                    F-6
                    The Financial Group Connection, Inc.
                       (A Development Stage Company)
                     Statement of Stockholders' Equity
       For the Period July 24, 1987 (Inception) to December 31, 1999

                                                                   Deficit
                                                               Accumulated
                                                                    in the
                                     Common Stock     Paid In  Development
                                   Shares    Amount   Capital        Stage
                               --------------------------------------------
Contributed Capital                                                    200

Net Loss for the Year Ended
December 31, 1999                                                     (200)
                               --------------------------------------------
Balance, December 31, 1999      1,000,000   $ 1,000   $ 1,160   $  (26,474)
                               ============================================




 The accompanying notes are an integral part of these financial statements
                                    F-7


                    The Financial Group Connection, Inc.
                       (A Development Stage Company)
                          Statement of Cash Flows
                    For the Years Ended December 31, and
 Accumulated for the Period July 24, 1987 (Inception) to December 31, 1999

                                                       1999        1998  Accumulated
                                                 ----------- -----------  -----------
Cash Flows from Operating Activities
- ------------------------------------
 Net Loss                                        $     (200) $  (24,314)  $  (26,474)
 Changes in Operating Assets & Liabilities;
  Increase (Decrease) in Accounts Payable               200      24,314       24,314
                                                 ----------- -----------  -----------
     Net Cash Used by Operating Activities                -           -       (2,160)

Cash Flows from Investing Activities                      -           -            -
- ------------------------------------             ----------- -----------  -----------

Cash Flows from Financing Activities
- ------------------------------------

 Sale of Common Stock                                     -           -        1,200
 Contributed Capital                                      -           -          960
                                                 ----------- -----------  -----------

     Net Cash Provided by Financing Activities            -           -        2,160
                                                 ----------- -----------  -----------
     Increase (Decrease) In Cash                          -           -            -

     Cash at Beginning of Period                          -           -            -
                                                 ----------- -----------  -----------
     Cash at End of Period                       $        -  $        -   $        -
                                                 =========== ===========  ===========

Disclosures from Operating Activities
- -------------------------------------

 Interest                                        $        -  $        -   $        -
 Taxes                                                    -           -            -




 The accompanying notes are an integral part of these financial statements
                                    F-8




                    The Financial Group Connection, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements

NOTE 1 - Corporate History
- --------------------------
The Company was organized on July 24, 1987, under the laws of the state of
Nevada, using the name The Financial Connection, Inc.   On October 22,
1997, the Company requested reinstatement but the name "The Financial Connection, Inc." was not available. A Certificate amending its Articles of Incorporation was filed changing the name to The Financial Group Connection, Inc. The voting common stock authorized was changed to 25,000,000 with a $0.001 per share par value.

The purpose for which the Corporation was organized was to engage in all manner of business and all other acts authorized by law.

The Company has not engaged in any activities to produce significant revenues and remains a development stage company.

NOTE 2 - Significant Accounting Policies
- ----------------------------------------
A.   The Company uses the accrual method of accounting.
B. Revenues and directly related expenses are recognized in the period which they occur.
C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
D. Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.
E.   Estimates:   The preparation of the financial statements in conformity
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.








                                    F-9
                    The Financial Group Connection, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements

NOTE 3 - Taxes
- --------------
The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expenses. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carryforwards an evaluation allowance has been made to the extent of any tax benefits that net operating losses may generate.

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

                           Year of Loss         Amount     Expiration Date
                                   1987        $   550                2002
                                   1988             85                2003
                                   1989             85                2004
                                   1990             85                2005
                                   1991             85                2006
                                   1992             85                2007
                                   1993            225                2008
                                   1994            100                2009
                                   1995            100                2010
                                   1996            100                2011
                                   1997            460                2012
                                   1998          24,314               2013
                                   1999            200                2014

                                                         1999         1998
                                                   -----------  -----------
Current Tax Asset Value of Net Operating
  Loss Carryforwards at Current Prevailing
  Federal Tax Rate                                 $    3,971   $    3,942
Evaluation Allowance                                   (3,971)      (3,942)
                                                   -----------  -----------
     Net Tax Asset                                 $        -   $        -
                                                   ===========  ===========
     Current Income Tax Expense                    $        -   $        -
     Deferred Income Tax Benefit                            -            -

NOTE 4 - Going Concern
- ----------------------

The Company currently has no operating capital and no operations that provide cash flows. It is dependent upon capital contributions and loans from its Officers for funds to meet its on-going expenses. The Company seeks a merger or business acquisition that will provide operating capital.

                                    F-10
                    The Financial Group Connection, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements

NOTE 5 - Stockholders' Equity
- -----------------------------
Common Stock;
     The Company is authorized to issue 25,000,000 shares of common stock. Each share has a par value of $0.001

     The Company has issued 1,000,000 shares for $1,000.

Contributed Capital;
     An officer of the Company has contributed $1,160 to meet the Company's cash requirement for the year ended December 31, 1999 compared to $960 for the year ended December 31, 1998.

Non Cash Financing And Investing;
     The Company has had no non cash and investing activities.








F-11
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
- -------------------------------------------------------------------------

     Due to the unexpected death of the Company's former accountant, Darrell Schvaneveldt, the Company has elected to retain the successor auditor Nilson & Associates. There were no diagreements with the findings of said accountant.

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with 16(a) of the Exchange Act.
- -----------------------------------------------------------------------
          The directors and officers of the Company are as follows:

     Name             Age       Position

     Edward W. Babic  55        Director and President

     Terry Tiffany    52        Director and Vice-President - Treasurer

     Richard D. Bean  43        Director and Secretary

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

Resumes

Edward W. Babic
- ---------------
     Mr. Babic has been an officer and director of the Company for the past 6 years. From 1987 to the present, he has been actively engaged in mergers and acquisitions, both as an independent consultant and in various executive management positions. In 1994, he formed an independent financial consulting business and also is a principal in a wholesale bakery in Orange County, California.

Terry Tiffany
- -------------
     Ms. Tiffany has been an officer and director of the Company for the past 6 years. From 1987 to the present, Mr. Tiffany has been involved in senior management positions with various local and national mortgage companies. He is a licensed real estate broker under the laws of the State of California.

Richard D. Bean
- ---------------

     Mr. Bean has been an officer and director of the Company for the past 6 years. Mr. Bean is a licensed contractor under the laws of the State of California. From 1966 to the present, he has owned and operate his own construction and engineering firm and has been actively engaged in buying and selling real estate, for his own account, since 1993. He is presently employed by Tower Engineering in Los Angeles, California, as a construction and marketing consultant.

                                     22
Previous Blank Check Companies - Current
Blank Check Companies

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

Investment Company Act of 1940

     Although the Company will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940 insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment

                                    23
     Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences. The Company's Board of Directors unanimously approved a resolution stating that it is the Company's desire to be exempt from the Investment Company Act of 1940 under Regulation 3a-2 thereto.

Item 10. Executive Compensation.
- -------------------------------

     There has been no director and officer compensation paid by the Company for services rendered to the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------
     (a)  Security Ownership of Certain Beneficial Owners.

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

                         Name and                 Amount and
                         Address of               Nature of
Title                    Beneficial               Beneficial       Percent
of Class                 Owner                    Owner           of Class
- ------------------------------------------------------------------------
Common                   Edward W. Babic          32,500             3.25%
                         Unit 116
                         2565 E. Chapman Avenue
                         Fullerton, CA 92831

Common                   Terry Tiffany            27,500             2.75%
                         5402 Knoxville
                         Lakewood, CA 90713

Common                   Richard D. Bean          32,500              3.25%
                         Unit C
                         3315 Broadway
                         Long Beach, CA 90804

Common                   All Officers and         92,500              9.25%
                         Directors as a Group
                         (three [3] individuals)
- ------------------------------------------------------------------------

                                     24
Item 12. Certain Relationships and Related Transactions.
- --------------------------------------------------------

     There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13. Exhibits and Reports of Form 8-K
- -----------------------------------------

Exhibit 27 Financial Data Schedule is attached.

Reports of Form 8-K.  None.






                                     25

                                 SIGNATURES


      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        THE FINANCIAL GROUP CONNECTION, INC.
                                        (Registrant)
Date: March 30, 2001


                                        By: /S/ Edward W. Babic
                                        -----------------------------------
                                        Edward W. Babic
                                        President
























                                     26