Form 10QSB
period 2000-03-31
FINANCIAL GROUP CONNECTION INC
filed 2001-04-02
CIK 1057114

SECURITIES & EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB
               Annual Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For the Quarter Ended                                  Commission File No.
- ---------------------                                 ---------------------
   March 31, 2000                                          0-23879

                    THE FINANCIAL GROUP CONNECTION, INC.
                   -------------------------------------
           (Exact name of registrant as specified in its charter)

        Nevada                                               88-0228665
- --------------------------------                       --------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                          Identification No.)


                         1100 Williams Street #207
                         Carson City, Nevada 89701
                  (Address of Principal Executive Offices)

Registrant's telephone number including area code:         (775) 841-0644
                                                          -----------------
Former name, former address, and former fiscal year end, if changed since last report.

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days:

Yes     X       No
     ---------      -----------

     Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date:

     Common Stock, Par Value $0.001 Per Share, 1,000,000 Shares Outstanding at March 31, 2000.
                    THE FINANCIAL GROUP CONNECTION, INC.
                             TABLE OF CONTENTS

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

          Statement of Cash Flows . . . . . . . . . . . . . . . . . .5

          Note to Financial Statements. . . . . . . . . . . . . . . .6

ITEM 2    MANAGEMENT DISCUSSION AND FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

PART II   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .7


                SIGNATURES . . . . . . . . . . . . . . . . . . . . .8
                    The Financial Group Connection, Inc.
                       (A Development Stage Company)
                               Balance Sheet
              March 31, 2000 (Unaudited) and December 31, 1999

                                                   (Unaudited)
                                                        March     December
                                                     31, 2000     31, 1999
                                                   -----------  -----------
      Assets

Current Assets                                     $        -   $        -
                                                   -----------  -----------
      Total Current Assets                         $        -   $        -
                                                   ===========  ===========

     Liabilities & Stockholders' Equity

Current Liabilities
- -------------------

  Accounts Payable                                 $   24,314   $   24,314

Stockholders' Equity
- --------------------

  Common Stock Authorized 25,000,000 Shares,
   $0.001 Par Value; 1,000,000 Shares Issued &
   Outstanding                                          1,000        1,000
  Paid In Capital                                       1,160        1,160
  Deficit in Retained Earnings                        (26,474)     (26,474)
                                                   -----------  -----------

      Total Stockholders' Equity                      (24,314)     (24,314)
                                                   -----------  -----------
      Total Liabilities & Stockholders' Equity     $        -   $        -
                                                   ===========  ===========





                           See accompanying notes


                    The Financial Group Connection, Inc.
                       (A Development Stage Company)
                    Statements of Operations (Unaudited)
          For the Three Months Period Ended March 31, 2000 & 1999

                                                For the Three Months Ended
                                                        March        March
                                                     31, 2000     31, 1999
                                                   -----------  -----------
Revenues                                           $        -   $        -
- --------                                           -----------  -----------

Expenses
- --------
  Professional Fees                                         -       22,014
                                                   -----------  -----------
     Total Expenses                                         -       22,014
                                                   -----------  -----------
     Net Loss                                      $        -   $  (22,014)
                                                   ===========  ===========
     Net Loss Per Share of Common Stock            $      0.00  $    (0.02)

     Weighted Average Number Of Shares
     Outstanding During Period                      1,000,000    1,000,000




                           See accompanying notes


                    The Financial Group Connection, Inc.
                       (A Development Stage Company)
                    Statement of Cash Flows (Unaudited)
          For the Three Months Period Ended March 31, 2000 & 1999

                                                         2000         1999
                                                   -----------  -----------

Cash Flows from Operating Expenses
- ----------------------------------
  Net (Loss)                                       $        -   $     (200)
  Changes in Operating Assets & Liabilities
   Increase in Accounts Payable                             -          200
                                                   -----------  -----------
     Net Cash (Used) by Operating Expenses                  -            -

Cash Flows from Investing Activities
- ------------------------------------
     Net Cash Flows from
     Investing Activities                                   -            -
                                                   -----------  -----------
Cash Flows from Financing Activities
- ------------------------------------

     Net Cash Provided (Used) by
     Financing Activities                                   -            -
                                                   -----------  -----------
     Increase (Decrease) in Cash                            -            -

     Cash at Beginning of Period                            -            -
                                                   -----------  -----------
     Cash at End of Period                         $        -   $        -
                                                   ===========  ===========

Disclosures for Operating Activities
- ------------------------------------

  Interest                                         $        -   $        -
  Taxes                                                     -            -




                           See accompanying notes



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

The purposes for which the Corporation was organized are to manufacture, purchase, or otherwise acquire, own, mortgage, pledge, sell assign and transfer or otherwise dispose of, to invent, trade, deal in and deal with, goods, wares and merchandise and real and personal property of every class and description, and all other acts authorized by law.

The Company has not engaged in any activities to produce significant revenues and remains a development stage company.

NOTE #2 - Significant Accounting Policies
- -----------------------------------------

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



ITEM II

Management's Discussion and Analysis of Financial Condition and Results of Operation

The Company has not commenced business activities and has no assets or operations. The Company is dependent upon its officers to meet any minimal costs which may occur.

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