Form 10QSB
period 2000-06-30
FINANCIAL GROUP CONNECTION INC
filed 2001-04-02
CIK 1057114

SECURITIES & EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB
               Annual Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For the Quarter Ended                                  Commission File No.
- ---------------------                                 ---------------------
   June 30, 2000                                           0-23879

                    THE FINANCIAL GROUP CONNECTION, INC.
                    ------------------------------------
           (Exact name of registrant as specified in its charter)

         Nevada                                              88-0228665
- --------------------------------                       --------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                          Identification No.)


                         1100 Williams Street #207
                         Carson City, Nevada 89701
                  ---------------------------------------
                  (Address of Principal Executive Offices)

Registrant's telephone number including area code:          (775) 841-0644
                                                           ----------------

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

Yes     X       No
     ----------     ----------

     Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date:

     Common Stock, Par Value $0.001 Per Share, 1,000,000 Shares Outstanding at June 30, 2000.


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

               Note to Financial Statements. . . . . . . . . . . . . . . .6

ITEM 2         MANAGEMENT DISCUSSION AND FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

PART II        OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .7


                      SIGNATURES . . . . . . . . . . . . . . . . . . . . .8

                      The Financial Group Connection, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                 June 30, 2000 (Unaudited) and December 31, 1999

                                                   (Unaudited)
                                                         June     December
                                                     30, 2000     31, 1999
                                                   -----------  -----------
      Assets

Current Assets                                     $        -   $        -
                                                   -----------  -----------
      Total Current Assets                         $        -   $        -
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
                                                   ===========  ===========



                             See accompanying notes













                      The Financial Group Connection, Inc.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
             For the Three Months Periods Ended June 30, 2000 & 1999
              For the Six Months Periods Ended June 30, 2000 & 1999

                                                      For the Three                For the Six
                                                       Months Ended               Months Ended
                                         June       June       June        June
                                     30, 2000   30, 1999   30, 2000    30, 1999
                                    ---------- ---------- ----------  ----------
Revenues                            $       -  $       -  $       -   $       -
- --------                            ---------- ---------- ----------  ----------

Expenses
- --------
  Filing Fees                               -        200          -         200
                                    ---------- ---------- ----------  ----------
     Total Expenses                         -        200          -         200
                                    ---------- ---------- ----------  ----------
     Net Loss                       $       -  $    (200) $       -   $    (200)
                                    ========== ========== ==========  ==========

     Net Loss Per Share of
     Common Stock                   $    0.00  $    0.00  $    0.00   $    0.00

     Weighted Average Number
     Of Shares Outstanding
     During Period                  1,000,000  1,000,000  1,000,000   1,000,000





                             See accompanying notes




                      The Financial Group Connection, Inc.
                          (A Development Stage Company)
                       Statement of Cash Flows (Unaudited)
             For the Three Months Period Ended June 30, 2000 & 1999

                                                         2000         1999
                                                   -----------  -----------
Cash Flows from Operating Expenses
- ----------------------------------
  Net (Loss)                                       $        -   $     (200)
                                                   -----------  -----------
  Net Cash (Used) by Operating Expenses                     -         (200)

Cash Flows from Investing Activities
- ------------------------------------

      Net Cash Flows from
      Investing Activities                                  -            -
                                                   -----------  -----------
Cash Flows from Financing Activities
- ------------------------------------

  Increase in Contributed Capital                           -          200
                                                   -----------  -----------
      Net Cash Provided (Used) by
      Financing Activities                                  -          200
                                                   -----------  -----------
      Increase (Decrease) in Cash                           -            -

      Cash at Beginning of Period                           -            -
                                                   -----------  -----------
      Cash at End of Period                        $        -   $        -
                                                   ===========  ===========

Disclosures for Operating Activities
- ------------------------------------

  Interest                                         $        -   $        -
  Taxes                                                     -            -


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




                                        The Financial Group Connection, Inc.



Date: March 30, 2001                 By:/S/ Edward W. Babic
                                        Edward W. Babic
                                        President