Form 10QSB
period 2000-09-30
FINANCIAL GROUP CONNECTION INC
filed 2001-04-02
CIK 1057114

SECURITIES & EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB
               Annual Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For the Quarter Ended                                  Commission File No.
- ---------------------                                 ---------------------
 September 30, 2000                                            0-23879

                    THE FINANCIAL GROUP CONNECTION, INC.
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)

        Nevada                                                88-0228665
- -------------------------------                        --------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                          Identification No.)


                         1100 Williams Street #207
                         Carson City, Nevada 89701
                   --------------------------------------
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

Yes     X       No
     ----------     ------------

Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date:

Common Stock, Par Value $0.001 Per Share, 1,000,000 Shares Outstanding at September 30, 2000.



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

ITEM 2. MANAGEMENT DISCUSSION AND FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

PART II     OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .7


       SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .8

                    The Financial Group Connection, Inc.
                       (A Development Stage Company)
                               Balance Sheet
                  September 30, 2000 and December 31, 1999

                                                   (Unaudited)
                                                    September     December
                                                     30, 2000     31, 1999
                                                   -----------  -----------
      Assets
      ------
Current Assets                                     $        -   $        -
- --------------                                     -----------  -----------
      Total Current Assets                         $        -   $        -
                                                   ===========  ===========

      Liabilities & Stockholders' Equity
      ----------------------------------

Current Liabilities
- -------------------

  Accounts Payable                                 $   24,314   $   24,314
                                                   -----------  -----------

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
                                                   ===========  ===========


                           See accompanying notes

                    The Financial Group Connection, Inc.
                       (A Development Stage Company)
                    Statements of Operations (Unaudited)
        For the Three Months Period Ended September 30, 2000 & 1999
        and the Nine Months Periods Ended September 30, 2000 & 1999

                                               For the Three                  For the Nine
                                               Months Ended                   Months Ended
                               September  September  September   September
                                30, 2000   30, 1999   30, 2000    30, 1999
                               ---------- ---------- ----------  ----------

Revenues                       $       -  $       -  $       -   $       -
- --------                       ---------- ---------- ----------  ----------
Expenses
- --------

  Filing Fees                          -          -          -         200
                               ---------- ---------- ----------  ----------

     Total Expenses                    -          -          -         200
                               ---------- ---------- ----------  ----------
     Net Loss                  $       -  $       -  $       -   $    (200)
                               ========== ========== ==========  ==========

     Net Loss Per Share of
     Common Stock              $    0.00  $    0.00  $    0.00   $    0.00

     Weighted Average Number
     Of Shares Outstanding
     During Period             1,000,000  1,000,000  1,000,000   1,000,000




                           See accompanying notes




                    The Financial Group Connection, Inc.
                       (A Development Stage Company)
                    Statement of Cash Flows (Unaudited)
            For the Nine Months Ended September 30, 2000 & 1999

                                                       2000        1999
                                                  ----------  ----------
Cash Flows from Operating Expenses
- ----------------------------------
  Net (Loss)                                      $       -   $    (200)
                                                  ----------  ----------
      Net Cash (Used) by Operating Expenses               -        (200)

Cash Flows from Investing Activities                      -           -
- ------------------------------------              ----------  ----------

Cash Flows from Financing Activities
- ------------------------------------
  Increase In Contributed Capital                         -         200
                                                  ----------  ----------

      Net Cash Provided (Used) by
      Financing Activities                                -         200
                                                  ----------  ----------
      Increase (Decrease) in Cash                         -           -

      Cash at Beginning of Period                         -           -
                                                  ----------  ----------
      Cash at End of Period                       $       -   $       -
                                                  ==========  ==========



                           See accompanying notes









                    The Financial Group Connection, Inc.
                       (A Development Stage Company)
                 Notes to Financial Statements (Unaudited)

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



                              The Financial Group Connection, Inc.


Date: March 30, 2001           By: /S/ Edward W. Babic
                                  ----------------------
                                  Edward W. Babic
                                  President