Form 10KSB
period 2000-12-31
FINANCIAL GROUP CONNECTION INC
filed 2001-04-02
CIK 1057114

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549
                           ---------------------
                                FORM 10-KSB
                                ------------

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934
     For the Fiscal Year Ended: December 31, 2000

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

As of December 31, 2000, there were 1,000,000 shares of the Registrant's Common Stock, $.001 par value, outstanding.

The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant is $-0-.

State the Registrant's revenues for the December 31, 2000 fiscal year:
$-0-.

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

     Taxation. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non- qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

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

                    The Financial Group Connection, Inc.
                       (A Development Stage Company)

                            Financial Statements

                             December 31, 2000
                                    and
                             December 31, 1999
/Letterhead/


                        Independent Auditors' Report
                       -----------------------------

To the Board of Directors & Stockholders of The Financial Group Connection, Inc.

We have audited the accompanying balance sheets of The Financial Group Connection, Inc., (a Nevada corporation) (a development stage company), as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the period July 24, 1987, (Inception) to December 31, 2000, and the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of The Financial Group Connection, Inc., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the period July 24, 1987, (Inception) to December 31, 2000, and the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #4 to the financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ Nilson & Associates
Salt Lake City, Utah
March 30, 2001

                    The Financial Group Connection, Inc.
                       (A Development Stage Company)
                               Balance Sheets
                                December 31

                                                         2000         1999
                                                   -----------  -----------

      Assets

Current Assets                                     $        -   $        -
                                                   -----------  -----------
      Total Assets                                 $        -   $        -
                                                   ===========  ===========

      Liabilities & Stockholders' Equity

Current Liabilities
- -------------------
  Accounts Payable                                 $      200   $   24,314
  Note Payable Related Party (Note #6)                 22,402            -
                                                   -----------  -----------

      Total Current Liabilities                        22,602       24,314

Stockholders' Equity
- --------------------

  Common Stock Authorized 25,000,000 Shares,
   $0.001 Par Value:
   1,000,000 Shares Issued & Outstanding                1,000        1,000
  Paid In Capital                                       3,060        1,160
  Accumulated Deficit                              (   26,662)  (   26,474)
                                                   -----------  -----------
      Stockholders' Equity                         (   22,602)  (   24,314)
                                                   -----------  -----------
      Total Liabilities & Stockholders' Equity     $        -   $        -
                                                   ===========  ===========



 The accompanying notes are an integral part of these financial statements

                    The Financial Group Connection, Inc.
                          Statements of Operations
                       (A Development Stage Company)
               For the Years Ended December 31, 2000 and 1999
& Accumulated for the Period July 24, 1987 (Inception) to December 31, 2000


                                             2000        1999  Accumulated
                                       ----------- -----------  -----------
Revenues                               $        -  $        -   $        -
- --------                               ----------- -----------  -----------
Expenses
- --------
  Filing Fees                                 188         200        2,238
  Office Expenses                               -           -           90
  Professional Fees                             -      24,114       24,334
                                       ----------- -----------  -----------

      Total Expenses                          188      24,314       26,662
                                       ----------- -----------  -----------

      Net Loss                         $     (188) $  (24,314)  $  (26,662)
                                       =========== ===========  ===========
      Basic & Diluted Net
      Loss Per Share                   $     0.00  $    (0.02)

      Weighted Average
      Shares Outstanding                1,000,000   1,000,000


 The accompanying notes are an integral part of these financial statements

                    The Financial Group Connection, Inc.
                       (A Development Stage Company)
                     Statement of Stockholders' Equity
       For the Period July 24, 1987 (Inception) to December 31, 2000


                                  Common Stock        Paid In  Accumulated
                              Shares       Amount     Capital      Deficit
                         --------------------------------------------------
Balance, July 24, 1987             -  $         - $         -  $         -

Shares Issued for Cash
Retroactively Restated       550,000          550

Net Loss for Year Ended
December 31, 1987                                                     (550)
                         --------------------------------------------------
Balance,
December 31, 1987            550,000          550           -         (550)

Net Loss for Year Ended
December 31, 1988                                                      (85)
                         --------------------------------------------------
Balance,
December 31, 1988            550,000          550           -         (635)

Net Loss for Year Ended
December 31, 1989                                                      (85)
                         --------------------------------------------------
Balance,
December 31, 1989            550,000          550           -         (720)

Net Loss for Year Ended
December 31, 1990                                                      (85)
                         --------------------------------------------------
Balance,
December 31, 1990            550,000          550           -         (805)

Net Loss for Year Ended
December 31, 1991                                                      (85)
                         --------------------------------------------------
Balance,
December 31, 1991            550,000          550           -         (890)

Net Loss for Year Ended
December 31, 1992                                                      (85)
                         --------------------------------------------------
Balance,
December 31, 1992            550,000          550           -         (975)

Shares Issued for Cash
Retroactively Restated       450,000          450         200


 The accompanying notes are an integral part of these financial statements

                    The Financial Group Connection, Inc.
                       (A Development Stage Company)
                     Statement of Stockholders' Equity
       For the Period July 24, 1987 (Inception) to December 31, 2000

                                   Common Stock       Paid In  Accumulated
                              Shares       Amount     Capital      Deficit
                         --------------------------------------------------
Net Loss for Year Ended
December 31, 1993                                                     (225)
                         --------------------------------------------------
Balance,
December 31, 1993          1,000,000        1,000         200       (1,200)

Net Loss for Year Ended
December 31, 1994                                                     (100)
                         --------------------------------------------------
Balance,
December 31, 1994          1,000,000        1,000         200       (1,300)

Net Loss for Year Ended
December 31, 1995                                                     (100)
                         --------------------------------------------------
Balance,
December 31, 1995          1,000,000        1,000         200       (1,400)

Net Loss for Year Ended
December 31, 1996                                                     (100)
                         --------------------------------------------------
Balance,
December 31, 1996          1,000,000        1,000         200       (1,500)

Contributed Capital                                       760

Net Loss for Year Ended
December 31, 1997                                                     (460)
                         --------------------------------------------------
Balance,
December 31, 1997          1,000,000        1,000         960       (1,960)

Net Loss for Year Ended
December 31, 1998                                                  (24,314)
                         --------------------------------------------------
Balance,
December 31, 1998          1,000,000        1,000         960      (26,274)

Contributed Capital                                       200

Net Loss for Year Ended
December 31, 1999                                                                    (200)
                         --------------------------------------------------
Balance,
December 31, 1999          1,000,000        1,000       1,160      (26,474)


 The accompanying notes are an integral part of these financial statements
                    The Financial Group Connection, Inc.
                       (A Development Stage Company)
                     Statement of Stockholders' Equity
       For the Period July 24, 1987 (Inception) to December 31, 2000

                                  Common Stock        Paid In  Accumulated
                              Shares       Amount     Capital      Deficit
                         --------------------------------------------------
Contributed Capital                                     1,900

Net Loss for Year Ended
December 31, 2000                                                        -
                         --------------------------------------------------
Balance,
December 31, 2000          1,000,000  $     1,000 $     3,060  $   (26,474)
                         ==================================================



 The accompanying notes are an integral part of these financial statements



                    The Financial Group Connection, Inc.
                       (A Development Stage Company)
                          Statement of Cash Flows
                For the Years Ended December 31, 2000 & 1999
& Accumulated for the Period July 24, 1987 (Inception) to December 31, 2000

                                                  2000        1999  Accumulated
                                            ----------- -----------  -----------
Cash Flows from Operating Activities
- ------------------------------------
 Net Loss                                   $     (188) $     (200)  $  (26,474)
 Changes in Operating Assets & Liabilities;
  Increase (Decrease) in Accounts Payable      (24,114)        200          200
                                            ----------- -----------  -----------
     Net Cash Used by
     Operating Activities                      (24,302)          -      (26,262)

Cash Flows from Investing Activities                 -           -            -
- ------------------------------------        ----------- -----------  -----------

Cash Flows from Financing Activities
- ------------------------------------
 Increase in Note Payable - Related Party       22,402           -       22,402
 Sale of Common Stock                                -           -        1,200
 Contributed Capital                             1,900           -        2,860
                                            ----------- -----------  -----------

     Net Cash Provided by
     Financing Activities                       24,302           -       26,262
                                            ----------- -----------  -----------
     Increase (Decrease) In Cash                     -           -            -

     Cash at Beginning of Period                     -           -            -
                                            ----------- -----------  -----------
     Cash at End of Period                  $        -  $        -   $        -
                                            =========== ===========  ===========

Disclosures from Operating Activities
- -------------------------------------
 Interest                                   $        -  $        -   $        -
 Taxes                                               -           -            -


  The accompanying notes are an integral part of these fiancial statements


                    The Financial Group Connection, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements

NOTE #1 - Corporate History
- ---------------------------

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


                    The Financial Group Connection, Inc.
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

NOTE #3 - Taxes
- ---------------

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

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

                           Year of Loss      Amount        Expiration Date
                           -------------  ----------       ----------------
                                   1987   $     550                   2002
                                   1988          85                   2003
                                   1989          85                   2004
                                   1990          85                   2005
                                   1991          85                   2006
                                   1992          85                   2007
                                   1993         225                   2008
                                   1994         100                   2009
                                   1995         100                   2010
                                   1996         100                   2011
                                   1997         460                   2012
                                   1998      24,314                   2013
                                   1999         200                   2014
                                   2000         188                   2015

                                                        2000          1999
                                                 ------------  ------------
Current Tax Asset Value of Net Operating
  Loss Carryforwards at Current Prevailing
  Federal Tax Rate                                $    3,999    $    3,971
                                                 ------------  ------------
  Evaluation Allowance                                (3,999)       (3,971)
     Net Tax Asset                                $        -    $        -
     Current Income Tax Expense                   $        -    $        -
     Deferred Income Tax Benefit                           -             -

NOTE #4 - Going Concern
- -----------------------
The Company currently has no operating capital and no operations that provide cash flows. It is dependent upon capital contributions and loans from its Officers for funds to meet its on-going expenses. The Company seeks a merger or business acquisition that will provide operating capital.

                    The Financial Group Connection, Inc.
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

NOTE #5 - Stockholders' Equity
- ------------------------------

Common Stock;
     The Company is authorized to issue 25,000,000 shares of common stock. Each share has a par value of $0.001

     The Company has issued 1,000,000 shares for $1,000.

Contributed Capital;
     An officer of the Company has contributed $3,060 to meet the Company's cash requirement for the year ended December 31, 2000 compared to $1,160 for the year ended December 31, 1999.

Non Cash Financing And Investing;
     The Company has had no non-cash and investing activities.

NOTE #6 - Related Party Transactions
- ------------------------------------

The Company issued a promissory note in the amount of $22,402 to the Company's President Edward W. Babic. The note is unsecured and bears no interest, with the principal amount due on demand.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
- -------------------------------------------------------------------------

     There have been no changes or disagreements with accountants on accounting and financial disclosure.

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with 16(a) of the Exchange Act.
- -----------------------------------------------------------------------
               The directors and officers of the Company are as follows:

     Name             Age       Position

     Edward W. Babic  56        Director and President

     Terry Tiffany    53        Director and Vice-President - Treasurer

     Richard D. Bean  44        Director and Secretary

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

Resumes

Edward W. Babic
- ---------------
     Mr. Babic has been an officer and director of the Company for the past 7 years. From 1987 to the present, he has been actively engaged in mergers and acquisitions, both as an independent consultant and in various executive management positions. In 1994, he formed an independent financial consulting business and also is a principal in a wholesale bakery in Orange County, California.

Terry Tiffany
- -------------
     Ms. Tiffany has been an officer and director of the Company for the past 7 years. From 1987 to the present, Mr. Tiffany has been involved in senior management positions with various local and national mortgage companies. He is a licensed real estate broker under the laws of the State of California.

Richard D. Bean
- ---------------

     Mr. Bean has been an officer and director of the Company for the past 7 years. Mr. Bean is a licensed contractor under the laws of the State of California. From 1966 to the present, he has owned and operate his own construction and engineering firm and has been actively engaged in buying and selling real estate, for his own account, since 1993. He is presently employed by Tower Engineering in Los Angeles, California, as a construction and marketing consultant.

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

                         Name and                 Amount and
                         Address of               Nature of
Title                    Beneficial               Beneficial       Percent
of Class                 Owner                    Owner           of Class
- ----------------------------------------------------------------------------
Common                   Edward W. Babic          32,500             3.25%
                         Unit 116
                         2565 E. Chapman Avenue
                         Fullerton, CA 92831

Common                   Terry Tiffany            27,500             2.75%
                         5402 Knoxville
                         Lakewood, CA 90713

Common                   Richard D. Bean          32,500              3.25%
                         Unit C
                         3315 Broadway
                         Long Beach, CA 90804

Common                   All Officers and         92,500              9.25%
                         Directors as a Group
                         (three [3] individuals)
- ----------------------------------------------------------------------------

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